Form 10-Q
period 2010-08-31
China Clean Energy Acquisition Corp.
filed 2010-10-15
CIK 1486788

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54052

CHINA CLEAN ENERGY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	68-0679620
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

9 Division Street, Apt. 201, New York, NY 10022
(Address of principal executive offices)

+86-203-847-0450
(Registrant’s telephone number, including area code)

27th Floor, Profit Plaza, No.76 West HuangPu Road, Guangzhou, PRC 510000
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		.

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000,000 shares of common stock, par value $.0001 per share, outstanding as of October 15, 2010.

CHINA CLEAN ENERGY ACQUISITION CORP.
(A Development Stage Company)

- INDEX -

Item 1. Financial Statements

China Clean Energy Acquisition Corp.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2010 (Unaudited)	May 31, 2010

ASSETS
Current Assets	$0	$0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities
Other payables	$21,477	$10,799
Total Liabilities	21,477	10,799

Stockholder’s Deficit
Preferred Stock-$0.0001 par value; 10,000,000 authorized shares; 0 shares outstanding	0	0
Common Stock-$0.0001 par value; 200,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	24,900	24,900
Subscription Receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(21,477)	(10,799)

Total Stockholder’s Deficit	(21,477)	(10,799)

Total Liabilities and Stockholder’s Deficit	$0	$0

See accompanying notes to financial statements

China Clean Energy Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31, 2010	Period from August 14, 2009 (Inception) to August 31, 2009	Period from August 14, 2009 (Inception) to August 31, 2010

General and administrative expenses	$10,678	$5,532	$21,477

Total expenses	10,678	5,532	21,477

Net loss	$(10,678)	$(5,532)	$(21,477)

Basic and diluted net loss per share	$(0.011)	$-	$(0.029)
Weighted-Average Common Shares Outstanding	1,000,000	0	732,984

See accompanying notes to financial statements

China Clean Energy Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended August 31, 2010	Period from August 14, 2009 (Inception) to August 31, 2009	Period from August 14, 2009 (Inception) to August 31, 2010

Cash Flows from Operating Activities:
Net loss	$(10,678)	$(5,532)	$(21,477)
Adjustments to reconcile net loss to net cash from operating activities:
Other payables	10,678	5,532	21,477
Net Cash Provided by Operating Activities	0	0	0

Net Change in Cash	0	0	0
Cash at Beginning of Period	0	0	0
Cash at End of Period	$0	$0	$0

See accompanying notes to financial statements

China Clean Energy Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S DEFICIENCY

	Common Stock		Additional Paid-in	Subscription	Accumulated

	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at Aug. 14, 2009	0	$0	$0	$0	$0	$0
Issuance of common stock	1,000,000	100	24,900	(25,000)	0	0
Net loss					(10,799)	(10,799)

	1,000,000	100	24,900	(25,000)	(10,799)	(10,799)
Balance at
May 31, 2010
Net loss (Unaudited)					(10,678)	(10,678)

Balance at August 31, 2010 (Unaudited)	1,000,000	$100	$24,900	$(25,000)	$(21,477)	$(21,477)

See accompanying notes to financial statements

China Clean Energy Acquisition Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

1.	ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Clean Energy Acquisition Corp. (“the Company”) was incorporated in the State of Delaware on August 14, 2009. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an operating company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet as of May 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Form 10. These interim financial statements should be read in conjunction with that report.

For further information, financial statements and footnotes thereto included in the Company’s Form 10 filed on July 29, 2010.

The Company is a development stage enterprise with no operating history. It has not yet been able to develop and execute its business plan. The Company has no assets to sustain expenses until the consummation of a merger or other business combination with a private company. The Company may not be able to identify a suitable business opportunity or consummate a business combination, and any such business may not be profitable at the time of its acquisition by us or ever. This raises substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (August 14, 2009).

Start-Up Costs

The Company accounts for start-up costs, including organization costs, under the provisions of FASB ASC 720-15-25-1, whereby such costs are expensed as incurred.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially issuable common stock equivalents outstanding from inception (August 14, 2009) to August 31, 2010.

Fair Value of Financial Instruments

The carrying amounts reported in the financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company follows the provisions of ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

3. INCOME TAX

	As of August 31, 2010 (Unaudited)	As of May 31, 2010
Deferred tax assets consist of:
Net operating loss carry forward	$375	$95
Start-up costs capitalized for tax purposes	2,847	1,525

Gross deferred tax assets	3,222	1,620
Valuation allowance	(3,222)	(1,620)

Net deferred tax assets	$0	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

As of August 31, 2010, the Company has a net operating loss carry forward of $2,497 for tax purpose, which expires in 2029.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income tax assets.

4. OTHER PAYABLES

Other payables represent professional fees and expenses paid on behalf of the Company by Guangdong Wealth Guarantee Co, Ltd. (Guangdong Wealth) and Guangdong Small and Medium Sized Enterprise Financial Promotion Association (Guangdong SME), a government sponsored not-for-profit organization. Both of them seek to assist small and medium sized business in China going public. Guangdong Wealth is a member of Guangdong SME. The amount is non interest bearing. There is no agreement in effect. The Company has verbally agreed to repay the amount due when sufficient cash is available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

          Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Clean Energy Acquisition Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

          The Company was incorporated in the State of Delaware on August 14, 2009 and maintains its principal executive office at 9 Division Street, Apt. 201, New York, NY 10002. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on July 29, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

          The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

          The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company intends to complete a business combination with a company located in China in the clean energy industry; however, the Company will not restrict its potential candidate target companies to this industry or any other specific business, industry or geographical location and, thus, may acquire any type of business.

          The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

          As of the date of this filing we have no funds in our treasury. We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholder(s), management or other investors. Currently, however our ability to continue as a going concern is dependant upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

          The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

          The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

          Our sole officer and director has not had any preliminary contact with any representative of any other entity. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

          Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

          The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

          The Company had no assets since inception. The Company has $21,477 in current liabilities as of August 31, 2010, comprised of accrued expenses payable. This compares to the Company’s current liabilities equal to $10,799 as of May 31, 2010, comprised exclusively of accrued expenses payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

          The Company had no cash flows for the three months ended August 31, 2010 and for the cumulative period from August 14, 2009 (Inception) to August 31, 2010.

          The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to pay its bills and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

          The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) through August 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

          For the three months ended August 31, 2010, the Company had a net loss of $10,678, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

          For the period from August 14, 2009 (Inception) through August 31, 2009 and the cumulative period from August 14, 2009 (Inception) through August 31, 2010, the Company had a net loss of $5,532 and $21,477, respectively, comprised of legal accounting, audit and other professional service fees incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

Off-Balance Sheet Arrangements

          The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

          As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

          As of August 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

          There have been no changes in our internal controls over financial reporting during the quarter ended August, 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

          To the best knowledge of our sole officer and director, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

          As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On November 24, 2009, the Company offered and sold an aggregate of 1,000,000 shares of Common Stock to South City Limited, an entity formed in the Cayman Islands, for an aggregate purchase price equal to $25,000. As of the date of this filing the purchase price not been paid. The shares owned by South City Limited represent all of the issued and outstanding shares of the capital stock of the Company. Wang Yong Hong, our sole officer and director since inception, is also a principal of South City Limited and may be deemed to beneficially own the shares of Common Stock held of record by South City Limited. The shares were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. A copy of the Form 10-Q has been filed as Exhibit 10 to the Company’s Form 10 filed with the Securities and Exchange Commission on July 29, 2010 and incorporated herein by this reference.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Removed and Reserved.

Item 5. Other Information.

          None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2009.

*3.2	By-Laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on July 29, 2010 and incorporated herein by this reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA CLEAN ENERGY ACQUISITION CORP.

Dated: October 15, 2010	By:	/s/ Wang Yong Hong

Wang Yong Hong President and Director Principal Executive Officer Principal Financial Officer